Form 10-K
JPMBB Commercial Mortgage Securities Trust 2014-C21
filed 2015-03-31
CIK 1610796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to _____ from _____

Commission file number of the issuing entity:  333-190246-06

Central Index Key Number of the issuing entity:  0001610796

JPMBB Commercial Mortgage Securities Trust 2014-C21

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor:  0001013611

J.P. Morgan Chase Commercial Mortgage Securities Corp.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:  0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0000312070
Barclays Bank PLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0001576832
MC-Five Mile Commercial Mortgage Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  00001548405

(The CIK provided is associated with Starwood Mortgage Capital LLC, the parent of the sponsor, which acts as securitizer for purposes of

Rule 15Ga-1)

Starwood Mortgage Funding II LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0001587045
RAIT Funding, LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3932245 38-3932246 38-7120247 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, N.A.

9062 Old Annapolis Road

Columbia, MD
(Address of principal executive offices of the issuing entity)

21045
(Zip Code)

Registrant’s telephone number, including area code:
(212) 272-6858

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / /Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / /Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/Yes  / /No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer         /X/  (Do not check if a smaller reporting company)                              Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / /Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / /Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10‑K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to securityholders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Westminster Mall Mortgage Loan, which constituted approximately 4.3% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Westminster Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Westminster Mall Mortgage Loan, was serviced under the pooling and servicing agreement for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2014-C20 transaction, Commission File Number 333-190246-05 (the “JPMBB 2014-C20 Transaction”) until July 21, 2014, after which time the loan combination, including the Westminster Mall Mortgage Loan, was, and will continue to be, serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10‑K. The Charlottesville Fashion Square Mortgage Loan, which constituted approximately 2.4% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Charlottesville Fashion Square Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Charlottesville Fashion Square Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10‑K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Miami International Mall Mortgage Loan and The Shops at Wiregrass Mortgage Loan, which constituted approximately 4.7% and 2.8%, respectively, of the asset pool of the issuing entity as of its cut-off date. The Miami International Mall Mortgage Loan and The Shops at Wiregrass Mortgage Loan are each an asset of the issuing entity and are each part of a respective loan combination that includes the Miami International Mall Mortgage Loan and The Shops at Wiregrass Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the J.P. Morgan Chase Commercial Mortgage Securities Trust 2014-C18 transaction, Commission File Number 333-190246-03 (the “JPMBB 2014-C18 Transaction”). These two loan combinations, including the Miami International Mall Mortgage Loan and The Shops at Wiregrass Mortgage Loan, are each being administered pursuant to the pooling and servicing agreement for the JPMBB 2014-C18 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10‑K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan, and the 200 West Monroe Street Mortgage Loan, which constituted approximately 4.7%, 3.9%, and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date. The Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan, and the 200 West Monroe Street Mortgage Loan are each an asset of the issuing entity and are each part of a respective loan combination that includes the Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan, and the 200 West Monroe Street Mortgage Loan, and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the JPMBB 2014-C20 Transaction. These three loan combinations, including the Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan, and the 200 West Monroe Street Mortgage Loan, are each being administered pursuant to the pooling and servicing agreement for the JPMBB 2014-C20 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10‑K.

Wells Fargo Bank, National Association (“Wells Fargo Bank”) is the master servicer and certificate administrator for the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and certificate administrator for the Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan, the 200 West Monroe Street Mortgage Loan, the certificate administrator for the Miami International Mall Mortgage Loan and The Shops at Wiregrass Mortgage Loan, and until July 21, 2014, the primary servicer and certificate administrator for the Westminster Mall Mortgage Loan. Thus, Wells Fargo Bank, in the capacities described above, is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to the mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank in these capacities are listed in the Exhibit Index.

Wells Fargo Bank is the custodian for the mortgage loans serviced under the Pooling and Servicing Agreement, the trustee and custodian for the Miami International Mall Mortgage Loan and The Shops at Wiregrass Mortgage Loan, the custodian for the Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan, the 200 West Monroe Street Mortgage Loan, and until July 21, 2014, the custodian for the Westminster Mall Mortgage Loan. Thus, Wells Fargo Bank, in the capacities described above, is a servicing function participant with respect to the mortgage loans because it is servicing mortgage loans which constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank in these capacities are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association (“Midland Loan Services”), is the special servicer for the mortgage loans serviced under the Pooling Servicing Agreement, and the primary servicer for the Miami International Mall Mortgage Loan and The Shops at Wiregrass Mortgage Loan. Thus, Midland Loan Services, in the capacities described above, is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to the mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services in these capacities are listed in the Exhibit Index.

Torchlight Loan Services, LLC is the special servicer for the Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan, the 200 West Monroe Street Mortgage Loan, and until July 21, 2014, the Westminster Mall Mortgage Loan. Thus, Torchlight Loan Services, LLC, in the capacities described above, is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to the mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Torchlight Loan Services, LLC in these capacities are listed in the Exhibit Index.

Pentalpha Surveillance LLC (“Pentalpha”) is the senior trust advisor for the mortgage loans serviced under the Pooling and Servicing Agreement, the Miami International Mall Mortgage Loan, The Shops at Wiregrass Mortgage Loan, the Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan, the 200 West Monroe Street Mortgage Loan, and the Westminster Mall Mortgage Loan. Thus, Pentalpha, in the capacities described above, is a servicing function participant with respect to the mortgage loans because it is servicing mortgage loans which constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC (“LNR”), an affiliate of Starwood Mortgage Funding II LLC, a sponsor, is the special servicer of the Miami International Mall Mortgage Loan and The Shops at Wiregrass Mortgage Loan. Therefore, the Depositor included in this Annual Report on Form 10‑K a servicer compliance statement for LNR pursuant to Item 1123. As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of LNR under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountant’s attestation report are included in this Annual Report on Form 10‑K for the sake of completeness.

This Annual Report on Form 10‑K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer for the Pooling and Servicing Agreement, and the master servicer for the Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan, the 200 West Monroe Street Mortgage Loan, and the Westminster Mall Mortgage Loan, to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii).Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

Wilmington Trust, National Association, acts as trustee of the issuing entity. Pursuant to the Pooling and Servicing Agreement, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there were no servicing criteria applicable to the trustee, as was the case during the reporting period covered by this Annual Report on Form 10‑K. As a result, this Annual Report on Form 10‑K does not include an assessment of compliance with applicable servicing criteria of the trustee. The assessment of compliance with applicable servicing criteria of the master servicer covers Item 1122(d)(2)(iii) of Regulation AB.

Deutsche Bank Trust Company Americas acts as trustee for the Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan, the 200 West Monroe Street Mortgage Loan, and until July 21, 2014, the Westminster Mall Mortgage Loan. Pursuant to the pooling and servicing agreement for the JPMBB 2014-C20 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there were no servicing criteria applicable to the trustee, as was the case during the reporting period covered by this Annual Report on Form 10‑K. As a result, this Annual Report on Form 10‑K does not include an assessment of compliance with applicable servicing criteria of the trustee. The assessment of compliance with applicable servicing criteria of the master servicer covers Item 1122(d)(2)(iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the trust and all parties related to such trust, other than routine litigation incidental to the duties of those respective parties, and the following with respect to Wells Fargo Bank, National Association, as trustee and certificate administrator and Deutsche Bank Trust Company Americas, as trustee:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted.  As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Deutsche Bank Trust Company Americas ("DBTCA") has been named as a defendant in civil litigation concerning its role as trustee of certain residential mortgage backed securities ("RMBS") trusts. On June 18, 2014, a group of investors ("Plaintiff Investors") filed a civil action against DBTCA and Deutsche Bank National Trust Company ("DBNTC") in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on DBTCA's and DBNTC's alleged failure to perform their obligations as trustees for the trusts (the "NY Derivative Action"). An amended complaint was filed on July 16, 2014, adding Plaintiff Investors and RMBS trusts to the NY Derivative Action. On November 24, 2014, the Plaintiff Investors moved to voluntarily dismiss the NY Derivative Action without prejudice. Also on November 24, 2014, substantially the same group of Plaintiff Investors filed a civil action against DBTCA and DBNTC in the United States District Court for the Southern District of New York (the "SDNY Action"), making substantially the same allegations as the New York Derivative Action with respect to 564 RMBS trusts (542 of which were at issue in the NY Derivative Action). The SDNY Action is styled both as a derivative action on behalf of the named RMBS Trusts and, in the alternative, as a putative class action on behalf of holders of RMBS representing interests in those RMBS trusts. DBTCA is vigorously defending the SDNY Action. DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in this paragraph) that would materially affect its ability to perform its duties as Trustee on behalf of the Certificateholders.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a Prospectus Supplement of the registrant relating to the issuing entity filed on July 22, 2014 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Miami International Mall Mortgage Loan and The Shops at Wiregrass Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2014-C18 Transaction, are attached under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan, and the 200 West Monroe Street Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2014-C20 Transaction, are attached under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K.

(1) Not applicable.

(2) Not applicable.

(3) See below.

4.1           Pooling and Servicing Agreement, dated as of July 1, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer and certificate administrator, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 and incorporated by reference herein)

4.2           Pooling and Servicing Agreement, dated as of February 1, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee and certificate administrator, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 in connection with the JPMBB 2014-C18 Transaction and incorporated by reference herein)

4.3           Pooling and Servicing Agreement, dated as of June 1, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Deutsche Bank Trust Company Americas, as Trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 in connection with the JPMBB 2014-C20 Transaction and incorporated by reference herein)

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Pentalpha Surveillance LLC, as Senior Trust Advisor
33.6 CoreLogic Commercial Real Estate Services, as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Wells Fargo Bank, National Association, as Primary Servicer for the Westminster Mall Mortgage Loan (see Exhibit 33.1)
33.9 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Westminster Mall Mortgage Loan (see Exhibit 33.2)
33.10 Wells Fargo Bank, National Association, as Certificate Administrator for the Westminster Mall Mortgage Loan (see Exhibit 33.3)
33.11 Wells Fargo Bank, National Association, as Custodian for the Westminster Mall Mortgage Loan (see Exhibit 33.4)
33.12 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Westminster Mall Mortgage Loan (see Exhibit 33.5)
33.13 CoreLogic Commercial Real Estate Services, as Servicing Function Participant for the Westminster Mall Mortgage Loan (see Exhibit 33.6)
33.14 National Tax Search, LLC, as Servicing Function Participant for the Westminster Mall Mortgage Loan (see Exhibit 33.7)
33.15 Wells Fargo Bank, National Association, as Primary Servicer for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.1)
33.16 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.2)
33.17 Wells Fargo Bank, National Association, as Certificate Administrator for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.3)
33.18 Wells Fargo Bank, National Association, as Custodian for the Charlottesville Fashion Square Mortgage Loan for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.4)
33.19 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.5)
33.20 CoreLogic Commercial Real Estate Services, as Servicing Function Participant for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.6)
33.21 National Tax Search, LLC, as Servicing Function Participant for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.7)
33.22 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Miami International Mall Mortgage Loan (see Exhibit 33.2)
33.23 LNR Partners, LLC, as Special Servicer for the Miami International Mall Mortgage Loan
33.24 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Miami International Mall Mortgage Loan (see Exhibit 33.3)
33.25 Wells Fargo Bank, National Association, as Custodian for the Miami International Mall Mortgage Loan (see Exhibit 33.4)
33.26 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Miami International Mall Mortgage Loan (see Exhibit 33.5)
33.27 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for The Shops at Wiregrass Mortgage Loan (see Exhibit 33.2)
33.28 LNR Partners, LLC, as Special Servicer for The Shops at Wiregrass Mortgage Loan (see Exhibit 33.23)
33.29 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for The Shops at Wiregrass Mortgage Loan (see Exhibit 33.3)
33.30 Wells Fargo Bank, National Association, as Custodian for The Shops at Wiregrass Mortgage Loan (see Exhibit 33.4)
33.31 Pentalpha Surveillance LLC, as Senior Trust Advisor for The Shops at Wiregrass Mortgage Loan (see Exhibit 33.5)
33.32 Wells Fargo Bank, National Association, as Primary Servicer for the Technology Corners Building Six Mortgage Loan (see Exhibit 33.1)
33.33 Torchlight Loan Services, LLC, as Special Servicer for the Technology Corners Building Six Mortgage Loan
33.34 Wells Fargo Bank, National Association, as Certificate Administrator for the Technology Corners Building Six Mortgage Loan (see Exhibit 33.3)
33.35 Wells Fargo Bank, National Association, as Custodian for the Technology Corners Building Six Mortgage Loan (see Exhibit 33.4)
33.36 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Technology Corners Building Six Mortgage Loan (see Exhibit 33.5)
33.37 CoreLogic Commercial Real Estate Services, as Servicing Function Participant for the Technology Corners Building Six Mortgage Loan (see Exhibit 33.6)
33.38 National Tax Search, LLC, as Servicing Function Participant for the Technology Corners Building Six Mortgage Loan (see Exhibit 33.7)
33.39 Wells Fargo Bank, National Association, as Primary Servicer for the 160 Water Street Mortgage Loan (see Exhibit 33.1)
33.40 Torchlight Loan Services, LLC, as Special Servicer for the 160 Water Street Mortgage Loan (see Exhibit 33.33)
33.41 Wells Fargo Bank, National Association, as Certificate Administrator for the 160 Water Street Mortgage Loan (see Exhibit 33.3)
33.42 Wells Fargo Bank, National Association, as Custodian for the 160 Water Street Mortgage Loan (see Exhibit 33.4)
33.43 Pentalpha Surveillance LLC, as Senior Trust Advisor for the 160 Water Street Mortgage Loan (see Exhibit 33.5)
33.44 CoreLogic Commercial Real Estate Services, as Servicing Function Participant for the 160 Water Street Mortgage Loan (see Exhibit 33.6)
33.45 National Tax Search, LLC, as Servicing Function Participant for the 160 Water Street Mortgage Loan (see Exhibit 33.7)
33.46 Wells Fargo Bank, National Association, as Primary Servicer for the 200 West Monroe Street Mortgage Loan (see Exhibit 33.1)
33.47 Torchlight Loan Services, LLC, as Special Servicer for the 200 West Monroe Street Mortgage Loan (see Exhibit 33.33)
33.48 Wells Fargo Bank, National Association, as Certificate Administrator for the 200 West Monroe Street Mortgage Loan (see Exhibit 33.3)
33.49 Wells Fargo Bank, National Association, as Custodian for the 200 West Monroe Street Mortgage Loan (see Exhibit 33.4)
33.50 Pentalpha Surveillance LLC, as Senior Trust Advisor for the 200 West Monroe Street Mortgage Loan (see Exhibit 33.5)
33.51 CoreLogic Commercial Real Estate Services, as Servicing Function Participant for the 200 West Monroe Street Mortgage Loan (see Exhibit 33.6)
33.52 National Tax Search, LLC, as Servicing Function Participant for the 200 West Monroe Street Mortgage Loan (see Exhibit 33.7)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Pentalpha Surveillance LLC, as Senior Trust Advisor
34.6 CoreLogic Commercial Real Estate Services, as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Wells Fargo Bank, National Association, as Primary Servicer for the Westminster Mall Mortgage Loan (see Exhibit 34.1)
34.9 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Westminster Mall Mortgage Loan (see Exhibit 34.2)
34.10 Wells Fargo Bank, National Association, as Certificate Administrator for the Westminster Mall Mortgage Loan (see Exhibit 34.3)
34.11 Wells Fargo Bank, National Association, as Custodian for the Westminster Mall Mortgage Loan (see Exhibit 34.4)
34.12 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Westminster Mall Mortgage Loan (see Exhibit 34.5)
34.13 CoreLogic Commercial Real Estate Services, as Servicing Function Participant for the Westminster Mall Mortgage Loan (see Exhibit 34.6)
34.14 National Tax Search, LLC, as Servicing Function Participant for the Westminster Mall Mortgage Loan (see Exhibit 34.7)
34.15 Wells Fargo Bank, National Association, as Primary Servicer for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.1)
34.16 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.2)
34.17 Wells Fargo Bank, National Association, as Certificate Administrator for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.3)
34.18 Wells Fargo Bank, National Association, as Custodian for the Charlottesville Fashion Square Mortgage Loan for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.4)
34.19 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.5)
34.20 CoreLogic Commercial Real Estate Services, as Servicing Function Participant for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.6)
34.21 National Tax Search, LLC, as Servicing Function Participant for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.7)
34.22 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Miami International Mall Mortgage Loan (see Exhibit 34.2)
34.23 LNR Partners, LLC, as Special Servicer for the Miami International Mall Mortgage Loan
34.24 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Miami International Mall Mortgage Loan (see Exhibit 34.3)
34.25 Wells Fargo Bank, National Association, as Custodian for the Miami International Mall Mortgage Loan (see Exhibit 34.4)
34.26 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Miami International Mall Mortgage Loan (see Exhibit 34.5)
34.27 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for The Shops at Wiregrass Mortgage Loan (see Exhibit 34.2)
34.28 LNR Partners, LLC, as Special Servicer for The Shops at Wiregrass Mortgage Loan (see Exhibit 34.23)
34.29 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for The Shops at Wiregrass Mortgage Loan (see Exhibit 34.3)
34.30 Wells Fargo Bank, National Association, as Custodian for The Shops at Wiregrass Mortgage Loan (see Exhibit 34.4)
34.31 Pentalpha Surveillance LLC, as Senior Trust Advisor for The Shops at Wiregrass Mortgage Loan (see Exhibit 34.5)
34.32 Wells Fargo Bank, National Association, as Primary Servicer for the Technology Corners Building Six Mortgage Loan (see Exhibit 34.1)
34.33 Torchlight Loan Services, LLC, as Special Servicer for the Technology Corners Building Six Mortgage Loan
34.34 Wells Fargo Bank, National Association, as Certificate Administrator for the Technology Corners Building Six Mortgage Loan (see Exhibit 34.3)
34.35 Wells Fargo Bank, National Association, as Custodian for the Technology Corners Building Six Mortgage Loan (see Exhibit 34.4)
34.36 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Technology Corners Building Six Mortgage Loan (see Exhibit 34.5)
34.37 CoreLogic Commercial Real Estate Services, as Servicing Function Participant for the Technology Corners Building Six Mortgage Loan (see Exhibit 34.6)
34.38 National Tax Search, LLC, as Servicing Function Participant for the Technology Corners Building Six Mortgage Loan (see Exhibit 34.7)
34.39 Wells Fargo Bank, National Association, as Primary Servicer for the 160 Water Street Mortgage Loan (see Exhibit 34.1)
34.40 Torchlight Loan Services, LLC, as Special Servicer for the 160 Water Street Mortgage Loan (see Exhibit 34.33)
34.41 Wells Fargo Bank, National Association, as Certificate Administrator for the 160 Water Street Mortgage Loan (see Exhibit 34.3)
34.42 Wells Fargo Bank, National Association, as Custodian for the 160 Water Street Mortgage Loan (see Exhibit 34.4)
34.43 Pentalpha Surveillance LLC, as Senior Trust Advisor for the 160 Water Street Mortgage Loan (see Exhibit 34.5)
34.44 CoreLogic Commercial Real Estate Services, as Servicing Function Participant for the 160 Water Street Mortgage Loan (see Exhibit 34.6)
34.45 National Tax Search, LLC, as Servicing Function Participant for the 160 Water Street Mortgage Loan (see Exhibit 34.7)
34.46 Wells Fargo Bank, National Association, as Primary Servicer for the 200 West Monroe Street Mortgage Loan (see Exhibit 34.1)
34.47 Torchlight Loan Services, LLC, as Special Servicer for the 200 West Monroe Street Mortgage Loan (see Exhibit 34.33)
34.48 Wells Fargo Bank, National Association, as Certificate Administrator for the 200 West Monroe Street Mortgage Loan (see Exhibit 34.3)
34.49 Wells Fargo Bank, National Association, as Custodian for the 200 West Monroe Street Mortgage Loan (see Exhibit 34.4)
34.50 Pentalpha Surveillance LLC, as Senior Trust Advisor for the 200 West Monroe Street Mortgage Loan (see Exhibit 34.5)
34.51 CoreLogic Commercial Real Estate Services, as Servicing Function Participant for the 200 West Monroe Street Mortgage Loan (see Exhibit 34.6)
34.52 National Tax Search, LLC, as Servicing Function Participant for the 200 West Monroe Street Mortgage Loan (see Exhibit 34.7)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer for the Westminster Mall Mortgage Loan (see Exhibit 35.1)
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Westminster Mall Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator for the Westminster Mall Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 35.1)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 35.3)
35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Miami International Mall Mortgage Loan (see Exhibit 35.2)
35.11 LNR Partners, LLC, as Special Servicer for the Miami International Mall Mortgage Loan
35.12 Wells Fargo Bank, National Association, as Certificate Administrator for the Miami International Mall Mortgage Loan
35.13 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for The Shops at Wiregrass Mortgage Loan (see Exhibit 35.2)
35.14 LNR Partners, LLC, as Special Servicer for The Shops at Wiregrass Mortgage Loan (see Exhibit 35.11)
35.15 Wells Fargo Bank, National Association, as Certificate Administrator for The Shops at Wiregrass Mortgage Loan
35.16 Wells Fargo Bank, National Association, as Primary Servicer for the Technology Corners Building Six Mortgage Loan
35.17 Torchlight Loan Services, LLC, as Special Servicer for the Technology Corners Building Six Mortgage Loan
35.18 Wells Fargo Bank, National Association, as Certificate Administrator for the Technology Corners Building Six Mortgage Loan
35.19 Wells Fargo Bank, National Association, as Primary Servicer for the 160 Water Street Mortgage Loan (see Exhibit 35.16)
35.20 Torchlight Loan Services, LLC, as Special Servicer for the 160 Water Street Mortgage Loan (see Exhibit 35.17)
35.21 Wells Fargo Bank, National Association, as Certificate Administrator for the 160 Water Street Mortgage Loan
35.22 Wells Fargo Bank, National Association, as Primary Servicer for the 200 West Monroe Street Mortgage Loan (see Exhibit 35.16)
35.23 Torchlight Loan Services, LLC, as Special Servicer for the 200 West Monroe Street Mortgage Loan (see Exhibit 35.17)
35.24 Wells Fargo Bank, National Association, as Certificate Administrator for the 200 West Monroe Street Mortgage Loan

99.1         Mortgage Loan Purchase Agreement, dated as of July 22, 2014, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of July 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and Barclays Bank PLC, relating to the mortgage loans sold to the depositor by Barclays Bank PLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of July 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and MC-Five Mile Commercial Mortgage Finance LLC, relating to the mortgage loans sold to the depositor by MC-Five Mile Commercial Mortgage Finance LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 and incorporated by reference herein)

99.4         Mortgage Loan Purchase Agreement, dated as of July 22, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp. and Starwood Mortgage Funding II LLC and Starwood Mortgage Capital LLC, relating to the mortgage loans sold to the depositor by Starwood Mortgage Funding II LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 and incorporated by reference herein)

99.5         Mortgage Loan Purchase Agreement, dated as of July 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and RAIT Funding, LLC, relating to the mortgage loans sold to the depositor by RAIT Funding, LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 and incorporated by reference herein)

(b) The exhibits required to be filed by the registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.P. Morgan Chase Commercial Mortgage Securities Corp.
(Depositor)

/s/ Brian Baker

Brian Baker, President and Chief Executive Officer
(senior officer in charge of securitization of the depositor)

Date: March 30, 2015

Exhibit Index

Exhibit No.

4.1           Pooling and Servicing Agreement, dated as of July 1, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer and certificate administrator, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 and incorporated by reference herein)

4.2           Pooling and Servicing Agreement, dated as of February 1, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee and certificate administrator, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 in connection with the JPMBB 2014-C18 Transaction and incorporated by reference herein)

4.3           Pooling and Servicing Agreement, dated as of June 1, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Deutsche Bank Trust Company Americas, as Trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 in connection with the JPMBB 2014-C20 Transaction and incorporated by reference herein)

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Pentalpha Surveillance LLC, as Senior Trust Advisor
33.6 CoreLogic Commercial Real Estate Services, as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Wells Fargo Bank, National Association, as Primary Servicer for the Westminster Mall Mortgage Loan (see Exhibit 33.1)
33.9 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Westminster Mall Mortgage Loan (see Exhibit 33.2)
33.10 Wells Fargo Bank, National Association, as Certificate Administrator for the Westminster Mall Mortgage Loan (see Exhibit 33.3)
33.11 Wells Fargo Bank, National Association, as Custodian for the Westminster Mall Mortgage Loan (see Exhibit 33.4)
33.12 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Westminster Mall Mortgage Loan (see Exhibit 33.5)
33.13 CoreLogic Commercial Real Estate Services, as Servicing Function Participant for the Westminster Mall Mortgage Loan (see Exhibit 33.6)
33.14 National Tax Search, LLC, as Servicing Function Participant for the Westminster Mall Mortgage Loan (see Exhibit 33.7)
33.15 Wells Fargo Bank, National Association, as Primary Servicer for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.1)
33.16 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.2)
33.17 Wells Fargo Bank, National Association, as Certificate Administrator for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.3)
33.18 Wells Fargo Bank, National Association, as Custodian for the Charlottesville Fashion Square Mortgage Loan for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.4)
33.19 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.5)
33.20 CoreLogic Commercial Real Estate Services, as Servicing Function Participant for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.6)
33.21 National Tax Search, LLC, as Servicing Function Participant for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.7)
33.22 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Miami International Mall Mortgage Loan (see Exhibit 33.2)
33.23 LNR Partners, LLC, as Special Servicer for the Miami International Mall Mortgage Loan
33.24 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Miami International Mall Mortgage Loan (see Exhibit 33.3)
33.25 Wells Fargo Bank, National Association, as Custodian for the Miami International Mall Mortgage Loan (see Exhibit 33.4)
33.26 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Miami International Mall Mortgage Loan (see Exhibit 33.5)
33.27 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for The Shops at Wiregrass Mortgage Loan (see Exhibit 33.2)
33.28 LNR Partners, LLC, as Special Servicer for The Shops at Wiregrass Mortgage Loan (see Exhibit 33.23)
33.29 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for The Shops at Wiregrass Mortgage Loan (see Exhibit 33.3)
33.30 Wells Fargo Bank, National Association, as Custodian for The Shops at Wiregrass Mortgage Loan (see Exhibit 33.4)
33.31 Pentalpha Surveillance LLC, as Senior Trust Advisor for The Shops at Wiregrass Mortgage Loan (see Exhibit 33.5)
33.32 Wells Fargo Bank, National Association, as Primary Servicer for the Technology Corners Building Six Mortgage Loan (see Exhibit 33.1)
33.33 Torchlight Loan Services, LLC, as Special Servicer for the Technology Corners Building Six Mortgage Loan
33.34 Wells Fargo Bank, National Association, as Certificate Administrator for the Technology Corners Building Six Mortgage Loan (see Exhibit 33.3)
33.35 Wells Fargo Bank, National Association, as Custodian for the Technology Corners Building Six Mortgage Loan (see Exhibit 33.4)
33.36 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Technology Corners Building Six Mortgage Loan (see Exhibit 33.5)
33.37 CoreLogic Commercial Real Estate Services, as Servicing Function Participant for the Technology Corners Building Six Mortgage Loan (see Exhibit 33.6)
33.38 National Tax Search, LLC, as Servicing Function Participant for the Technology Corners Building Six Mortgage Loan (see Exhibit 33.7)
33.39 Wells Fargo Bank, National Association, as Primary Servicer for the 160 Water Street Mortgage Loan (see Exhibit 33.1)
33.40 Torchlight Loan Services, LLC, as Special Servicer for the 160 Water Street Mortgage Loan (see Exhibit 33.33)
33.41 Wells Fargo Bank, National Association, as Certificate Administrator for the 160 Water Street Mortgage Loan (see Exhibit 33.3)
33.42 Wells Fargo Bank, National Association, as Custodian for the 160 Water Street Mortgage Loan (see Exhibit 33.4)
33.43 Pentalpha Surveillance LLC, as Senior Trust Advisor for the 160 Water Street Mortgage Loan (see Exhibit 33.5)
33.44 CoreLogic Commercial Real Estate Services, as Servicing Function Participant for the 160 Water Street Mortgage Loan (see Exhibit 33.6)
33.45 National Tax Search, LLC, as Servicing Function Participant for the 160 Water Street Mortgage Loan (see Exhibit 33.7)
33.46 Wells Fargo Bank, National Association, as Primary Servicer for the 200 West Monroe Street Mortgage Loan (see Exhibit 33.1)
33.47 Torchlight Loan Services, LLC, as Special Servicer for the 200 West Monroe Street Mortgage Loan (see Exhibit 33.33)
33.48 Wells Fargo Bank, National Association, as Certificate Administrator for the 200 West Monroe Street Mortgage Loan (see Exhibit 33.3)
33.49 Wells Fargo Bank, National Association, as Custodian for the 200 West Monroe Street Mortgage Loan (see Exhibit 33.4)
33.50 Pentalpha Surveillance LLC, as Senior Trust Advisor for the 200 West Monroe Street Mortgage Loan (see Exhibit 33.5)
33.51 CoreLogic Commercial Real Estate Services, as Servicing Function Participant for the 200 West Monroe Street Mortgage Loan (see Exhibit 33.6)
33.52 National Tax Search, LLC, as Servicing Function Participant for the 200 West Monroe Street Mortgage Loan (see Exhibit 33.7)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Pentalpha Surveillance LLC, as Senior Trust Advisor
34.6 CoreLogic Commercial Real Estate Services, as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Wells Fargo Bank, National Association, as Primary Servicer for the Westminster Mall Mortgage Loan (see Exhibit 34.1)
34.9 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Westminster Mall Mortgage Loan (see Exhibit 34.2)
34.10 Wells Fargo Bank, National Association, as Certificate Administrator for the Westminster Mall Mortgage Loan (see Exhibit 34.3)
34.11 Wells Fargo Bank, National Association, as Custodian for the Westminster Mall Mortgage Loan (see Exhibit 34.4)
34.12 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Westminster Mall Mortgage Loan (see Exhibit 34.5)
34.13 CoreLogic Commercial Real Estate Services, as Servicing Function Participant for the Westminster Mall Mortgage Loan (see Exhibit 34.6)
34.14 National Tax Search, LLC, as Servicing Function Participant for the Westminster Mall Mortgage Loan (see Exhibit 34.7)
34.15 Wells Fargo Bank, National Association, as Primary Servicer for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.1)
34.16 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.2)
34.17 Wells Fargo Bank, National Association, as Certificate Administrator for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.3)
34.18 Wells Fargo Bank, National Association, as Custodian for the Charlottesville Fashion Square Mortgage Loan for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.4)
34.19 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.5)
34.20 CoreLogic Commercial Real Estate Services, as Servicing Function Participant for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.6)
34.21 National Tax Search, LLC, as Servicing Function Participant for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.7)
34.22 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Miami International Mall Mortgage Loan (see Exhibit 34.2)
34.23 LNR Partners, LLC, as Special Servicer for the Miami International Mall Mortgage Loan
34.24 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Miami International Mall Mortgage Loan (see Exhibit 34.3)
34.25 Wells Fargo Bank, National Association, as Custodian for the Miami International Mall Mortgage Loan (see Exhibit 34.4)
34.26 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Miami International Mall Mortgage Loan (see Exhibit 34.5)
34.27 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for The Shops at Wiregrass Mortgage Loan (see Exhibit 34.2)
34.28 LNR Partners, LLC, as Special Servicer for The Shops at Wiregrass Mortgage Loan (see Exhibit 34.23)
34.29 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for The Shops at Wiregrass Mortgage Loan (see Exhibit 34.3)
34.30 Wells Fargo Bank, National Association, as Custodian for The Shops at Wiregrass Mortgage Loan (see Exhibit 34.4)
34.31 Pentalpha Surveillance LLC, as Senior Trust Advisor for The Shops at Wiregrass Mortgage Loan (see Exhibit 34.5)
34.32 Wells Fargo Bank, National Association, as Primary Servicer for the Technology Corners Building Six Mortgage Loan (see Exhibit 34.1)
34.33 Torchlight Loan Services, LLC, as Special Servicer for the Technology Corners Building Six Mortgage Loan
34.34 Wells Fargo Bank, National Association, as Certificate Administrator for the Technology Corners Building Six Mortgage Loan (see Exhibit 34.3)
34.35 Wells Fargo Bank, National Association, as Custodian for the Technology Corners Building Six Mortgage Loan (see Exhibit 34.4)
34.36 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Technology Corners Building Six Mortgage Loan (see Exhibit 34.5)
34.37 CoreLogic Commercial Real Estate Services, as Servicing Function Participant for the Technology Corners Building Six Mortgage Loan (see Exhibit 34.6)
34.38 National Tax Search, LLC, as Servicing Function Participant for the Technology Corners Building Six Mortgage Loan (see Exhibit 34.7)
34.39 Wells Fargo Bank, National Association, as Primary Servicer for the 160 Water Street Mortgage Loan (see Exhibit 34.1)
34.40 Torchlight Loan Services, LLC, as Special Servicer for the 160 Water Street Mortgage Loan (see Exhibit 34.33)
34.41 Wells Fargo Bank, National Association, as Certificate Administrator for the 160 Water Street Mortgage Loan (see Exhibit 34.3)
34.42 Wells Fargo Bank, National Association, as Custodian for the 160 Water Street Mortgage Loan (see Exhibit 34.4)
34.43 Pentalpha Surveillance LLC, as Senior Trust Advisor for the 160 Water Street Mortgage Loan (see Exhibit 34.5)
34.44 CoreLogic Commercial Real Estate Services, as Servicing Function Participant for the 160 Water Street Mortgage Loan (see Exhibit 34.6)
34.45 National Tax Search, LLC, as Servicing Function Participant for the 160 Water Street Mortgage Loan (see Exhibit 34.7)
34.46 Wells Fargo Bank, National Association, as Primary Servicer for the 200 West Monroe Street Mortgage Loan (see Exhibit 34.1)
34.47 Torchlight Loan Services, LLC, as Special Servicer for the 200 West Monroe Street Mortgage Loan (see Exhibit 34.33)
34.48 Wells Fargo Bank, National Association, as Certificate Administrator for the 200 West Monroe Street Mortgage Loan (see Exhibit 34.3)
34.49 Wells Fargo Bank, National Association, as Custodian for the 200 West Monroe Street Mortgage Loan (see Exhibit 34.4)
34.50 Pentalpha Surveillance LLC, as Senior Trust Advisor for the 200 West Monroe Street Mortgage Loan (see Exhibit 34.5)
34.51 CoreLogic Commercial Real Estate Services, as Servicing Function Participant for the 200 West Monroe Street Mortgage Loan (see Exhibit 34.6)
34.52 National Tax Search, LLC, as Servicing Function Participant for the 200 West Monroe Street Mortgage Loan (see Exhibit 34.7)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer for the Westminster Mall Mortgage Loan (see Exhibit 35.1)
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Westminster Mall Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator for the Westminster Mall Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 35.1)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator for the Charlottesville Fashion Square Mortgage Loan (see Exhibit 35.3)
35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Miami International Mall Mortgage Loan (see Exhibit 35.2)
35.11 LNR Partners, LLC, as Special Servicer for the Miami International Mall Mortgage Loan
35.12 Wells Fargo Bank, National Association, as Certificate Administrator for the Miami International Mall Mortgage Loan
35.13 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for The Shops at Wiregrass Mortgage Loan (see Exhibit 35.2)
35.14 LNR Partners, LLC, as Special Servicer for The Shops at Wiregrass Mortgage Loan (see Exhibit 35.11)
35.15 Wells Fargo Bank, National Association, as Certificate Administrator for The Shops at Wiregrass Mortgage Loan
35.16 Wells Fargo Bank, National Association, as Primary Servicer for the Technology Corners Building Six Mortgage Loan
35.17 Torchlight Loan Services, LLC, as Special Servicer for the Technology Corners Building Six Mortgage Loan
35.18 Wells Fargo Bank, National Association, as Certificate Administrator for the Technology Corners Building Six Mortgage Loan
35.19 Wells Fargo Bank, National Association, as Primary Servicer for the 160 Water Street Mortgage Loan (see Exhibit 35.16)
35.20 Torchlight Loan Services, LLC, as Special Servicer for the 160 Water Street Mortgage Loan (see Exhibit 35.17)
35.21 Wells Fargo Bank, National Association, as Certificate Administrator for the 160 Water Street Mortgage Loan
35.22 Wells Fargo Bank, National Association, as Primary Servicer for the 200 West Monroe Street Mortgage Loan (see Exhibit 35.16)
35.23 Torchlight Loan Services, LLC, as Special Servicer for the 200 West Monroe Street Mortgage Loan (see Exhibit 35.17)
35.24 Wells Fargo Bank, National Association, as Certificate Administrator for the 200 West Monroe Street Mortgage Loan

99.1         Mortgage Loan Purchase Agreement, dated as of July 22, 2014, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of July 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and Barclays Bank PLC, relating to the mortgage loans sold to the depositor by Barclays Bank PLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of July 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and MC-Five Mile Commercial Mortgage Finance LLC, relating to the mortgage loans sold to the depositor by MC-Five Mile Commercial Mortgage Finance LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 and incorporated by reference herein)

99.4         Mortgage Loan Purchase Agreement, dated as of July 22, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp. and Starwood Mortgage Funding II LLC and Starwood Mortgage Capital LLC, relating to the mortgage loans sold to the depositor by Starwood Mortgage Funding II LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 and incorporated by reference herein)

99.5         Mortgage Loan Purchase Agreement, dated as of July 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and RAIT Funding, LLC, relating to the mortgage loans sold to the depositor by RAIT Funding, LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 and incorporated by reference herein)