Form 10-K
period 2016-12-31
JPMBB Commercial Mortgage Securities Trust 2014-C21
filed 2017-03-22
CIK 1610796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Central Index Key Number of the sponsor: 0001682523

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

Not applicable.

EXPLANATORY NOTES

The Westminster Mall Mortgage Loan and the Charlottesville Fashion Square Mortgage Loan, which constituted approximately 4.3% and 2.4%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the Westminster Mall Mortgage Loan or the Charlottesville Fashion Square Mortgage Loan which are assets of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Westminster Mall Mortgage Loan and the Charlottesville Fashion Square Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Miami International Mall Mortgage Loan and The Shops at Wiregrass Mortgage Loan, which constituted approximately 4.7% and 2.8%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Miami International Mall Mortgage Loan and The Shops at Wiregrass Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Miami International Mall Mortgage Loan or The Shops at Wiregrass Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the JPMBB Commercial Mortgage Securities Trust 2014-C18 transaction, Commission File Number 333-190246-03 (the “JPMBB 2014-C18 Transaction”). These loan combinations, including the Miami International Mall Mortgage Loan and The Shops at Wiregrass Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2014-C18 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the JPMBB 2014-C18 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMBB 2014-C18 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan and the 200 West Monroe Mortgage Loan, which constituted approximately 4.7%, 3.9% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan and the 200 West Monroe Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan or the 200 West Monroe Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the J.P. Morgan Chase Commercial Mortgage Securities Trust 2014-C20 transaction, Commission File Number 333-190246-05 (the “JPMCC 2014-C20 Transaction”). These loan combinations, including the Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan and the 200 West Monroe Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the JPMCC 2014-C20 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the JPMCC 2014-C20 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMCC 2014-C20 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the certificate administrator of the Miami International Mall Mortgage Loan and The Shops at Wiregrass Mortgage Loan and the primary servicer and certificate administrator of the Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan and the 200 West Monroe Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan and the 200 West Monroe Mortgage Loan and the trustee and custodian of the Miami International Mall Mortgage Loan and The Shops at Wiregrass Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Pentalpha Surveillance LLC is the senior trust advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Miami International Mall Mortgage Loan, the Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan, The Shops at Wiregrass Mortgage Loan and the 200 West Monroe Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Torchlight Loan Services, LLC is the special servicer of the Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan and the 200 West Monroe Mortgage Loan. As a result, Torchlight Loan Services, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Torchlight Loan Services, LLC in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement.  Pursuant to the Pooling and Servicing Agreement, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Deutsche Bank Trust Company Americas acts as trustee of the Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan and the 200 West Monroe Mortgage Loan.  Pursuant to the pooling and servicing agreement for the JPMCC 2014-C20 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan and the 200 West Monroe Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

LNR Partners, LLC is the special servicer of the Miami International Mall Mortgage Loan and The Shops at Wiregrass Mortgage Loan. These mortgage loans constitute more than 5%, but less than 10% of the pool assets of the issuing entity. Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for LNR Partners, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because LNR Partners, LLC is servicing more than 5% of the pool assets.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan and the 200 West Monroe Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss.  On March 22, 2016, plaintiffs filed an amended complaint in federal court.  In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest.   The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain.  On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint.  On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed.  On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs’ claim for breach of fiduciary duty.  On January 27, 2017, the court entered the parties’ joint stipulation and ordered that plaintiffs’ claim for breach of fiduciary duty be dismissed.  On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs’ claims to the extent they were premised upon any alleged pre-Event of Default duty to terminate servicers.  Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts.  On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant.  The amended complaint asserts three causes of action:  breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest.  Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts.  The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain.  On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs’ breach of contract cause of action.  On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing Plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike.  Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint.  Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts.  As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.  Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee under the pooling and servicing agreement for the JPMCC 2014-C20 Transaction.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan and the 200 West Monroe Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the JPMCC 2014-C20 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMCC 2014-C20 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMCC 2014-C20 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Pentalpha Surveillance LLC, as Senior Trust Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Wells Fargo Bank, National Association, as Primary Servicer of the Westminster Mall Mortgage Loan (see Exhibit 33.1)
33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Westminster Mall Mortgage Loan (see Exhibit 33.2)
33.11 Wilmington Trust, National Association, as Trustee of the Westminster Mall Mortgage Loan (Omitted. See Explanatory Notes.)
33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Westminster Mall Mortgage Loan (see Exhibit 33.4)
33.13 Wells Fargo Bank, National Association, as Custodian of the Westminster Mall Mortgage Loan (see Exhibit 33.5)
33.14 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Westminster Mall Mortgage Loan (see Exhibit 33.6)
33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westminster Mall Mortgage Loan (see Exhibit 33.7)
33.16 National Tax Search, LLC, as Servicing Function Participant of the Westminster Mall Mortgage Loan (see Exhibit 33.8)
33.17 Wells Fargo Bank, National Association, as Primary Servicer of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.1)
33.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.2)
33.19 Wilmington Trust, National Association, as Trustee of the Charlottesville Fashion Square Mortgage Loan (Omitted. See Explanatory Notes.)
33.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.4)
33.21 Wells Fargo Bank, National Association, as Custodian of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.5)
33.22 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.6)
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.7)
33.24 National Tax Search, LLC, as Servicing Function Participant of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.8)
33.25 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Miami International Mall Mortgage Loan (see Exhibit 33.2)
33.26 LNR Partners, LLC, as Special Servicer of the Miami International Mall Mortgage Loan
33.27 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Miami International Mall Mortgage Loan (see Exhibit 33.4)
33.28 Wells Fargo Bank, National Association, as Custodian of the Miami International Mall Mortgage Loan (see Exhibit 33.5)
33.29 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Miami International Mall Mortgage Loan (see Exhibit 33.6)
33.30 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Shops at Wiregrass Mortgage Loan (see Exhibit 33.2)
33.31 LNR Partners, LLC, as Special Servicer of The Shops at Wiregrass Mortgage Loan (see Exhibit 33.26)
33.32 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Shops at Wiregrass Mortgage Loan (see Exhibit 33.4)
33.33 Wells Fargo Bank, National Association, as Custodian of The Shops at Wiregrass Mortgage Loan (see Exhibit 33.5)
33.34 Pentalpha Surveillance LLC, as Senior Trust Advisor of The Shops at Wiregrass Mortgage Loan (see Exhibit 33.6)
33.35 Wells Fargo Bank, National Association, as Primary Servicer of the Technology Corners Building Six Mortgage Loan (see Exhibit 33.1)
33.36 Torchlight Loan Services, LLC, as Special Servicer of the Technology Corners Building Six Mortgage Loan
33.37 Deutsche Bank Trust Company Americas, as Trustee of the Technology Corners Building Six Mortgage Loan (Omitted. See Explanatory Notes.)
33.38 Wells Fargo Bank, National Association, as Certificate Administrator of the Technology Corners Building Six Mortgage Loan (see Exhibit 33.4)
33.39 Wells Fargo Bank, National Association, as Custodian of the Technology Corners Building Six Mortgage Loan (see Exhibit 33.5)
33.40 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Technology Corners Building Six Mortgage Loan (see Exhibit 33.6)
33.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Technology Corners Building Six Mortgage Loan (see Exhibit 33.7)
33.42 National Tax Search, LLC, as Servicing Function Participant of the Technology Corners Building Six Mortgage Loan (see Exhibit 33.8)
33.43 Wells Fargo Bank, National Association, as Primary Servicer of the 160 Water Street Mortgage Loan (see Exhibit 33.1)
33.44 Torchlight Loan Services, LLC, as Special Servicer of the 160 Water Street Mortgage Loan (see Exhibit 33.36)
33.45 Deutsche Bank Trust Company Americas, as Trustee of the 160 Water Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.46 Wells Fargo Bank, National Association, as Certificate Administrator of the 160 Water Street Mortgage Loan (see Exhibit 33.4)
33.47 Wells Fargo Bank, National Association, as Custodian of the 160 Water Street Mortgage Loan (see Exhibit 33.5)
33.48 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 160 Water Street Mortgage Loan (see Exhibit 33.6)
33.49 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 160 Water Street Mortgage Loan (see Exhibit 33.7)
33.50 National Tax Search, LLC, as Servicing Function Participant of the 160 Water Street Mortgage Loan (see Exhibit 33.8)
33.51 Wells Fargo Bank, National Association, as Primary Servicer of the 200 West Monroe Mortgage Loan (see Exhibit 33.1)
33.52 Torchlight Loan Services, LLC, as Special Servicer of the 200 West Monroe Mortgage Loan (see Exhibit 33.36)
33.53 Deutsche Bank Trust Company Americas, as Trustee of the 200 West Monroe Mortgage Loan (Omitted. See Explanatory Notes.)
33.54 Wells Fargo Bank, National Association, as Certificate Administrator of the 200 West Monroe Mortgage Loan (see Exhibit 33.4)
33.55 Wells Fargo Bank, National Association, as Custodian of the 200 West Monroe Mortgage Loan (see Exhibit 33.5)
33.56 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 200 West Monroe Mortgage Loan (see Exhibit 33.6)
33.57 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 200 West Monroe Mortgage Loan (see Exhibit 33.7)
33.58 National Tax Search, LLC, as Servicing Function Participant of the 200 West Monroe Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Pentalpha Surveillance LLC, as Senior Trust Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Wells Fargo Bank, National Association, as Primary Servicer of the Westminster Mall Mortgage Loan (see Exhibit 34.1)
34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Westminster Mall Mortgage Loan (see Exhibit 34.2)
34.11 Wilmington Trust, National Association, as Trustee of the Westminster Mall Mortgage Loan (Omitted. See Explanatory Notes.)
34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Westminster Mall Mortgage Loan (see Exhibit 34.4)
34.13 Wells Fargo Bank, National Association, as Custodian of the Westminster Mall Mortgage Loan (see Exhibit 34.5)
34.14 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Westminster Mall Mortgage Loan (see Exhibit 34.6)
34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westminster Mall Mortgage Loan (see Exhibit 34.7)
34.16 National Tax Search, LLC, as Servicing Function Participant of the Westminster Mall Mortgage Loan (see Exhibit 34.8)
34.17 Wells Fargo Bank, National Association, as Primary Servicer of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.1)
34.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.2)
34.19 Wilmington Trust, National Association, as Trustee of the Charlottesville Fashion Square Mortgage Loan (Omitted. See Explanatory Notes.)
34.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.4)
34.21 Wells Fargo Bank, National Association, as Custodian of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.5)
34.22 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.6)
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.7)
34.24 National Tax Search, LLC, as Servicing Function Participant of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.8)
34.25 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Miami International Mall Mortgage Loan (see Exhibit 34.2)
34.26 LNR Partners, LLC, as Special Servicer of the Miami International Mall Mortgage Loan
34.27 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Miami International Mall Mortgage Loan (see Exhibit 34.4)
34.28 Wells Fargo Bank, National Association, as Custodian of the Miami International Mall Mortgage Loan (see Exhibit 34.5)
34.29 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Miami International Mall Mortgage Loan (see Exhibit 34.6)
34.30 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Shops at Wiregrass Mortgage Loan (see Exhibit 34.2)
34.31 LNR Partners, LLC, as Special Servicer of The Shops at Wiregrass Mortgage Loan (see Exhibit 34.26)
34.32 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Shops at Wiregrass Mortgage Loan (see Exhibit 34.4)
34.33 Wells Fargo Bank, National Association, as Custodian of The Shops at Wiregrass Mortgage Loan (see Exhibit 34.5)
34.34 Pentalpha Surveillance LLC, as Senior Trust Advisor of The Shops at Wiregrass Mortgage Loan (see Exhibit 34.6)
34.35 Wells Fargo Bank, National Association, as Primary Servicer of the Technology Corners Building Six Mortgage Loan (see Exhibit 34.1)
34.36 Torchlight Loan Services, LLC, as Special Servicer of the Technology Corners Building Six Mortgage Loan
34.37 Deutsche Bank Trust Company Americas, as Trustee of the Technology Corners Building Six Mortgage Loan (Omitted. See Explanatory Notes.)
34.38 Wells Fargo Bank, National Association, as Certificate Administrator of the Technology Corners Building Six Mortgage Loan (see Exhibit 34.4)
34.39 Wells Fargo Bank, National Association, as Custodian of the Technology Corners Building Six Mortgage Loan (see Exhibit 34.5)
34.40 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Technology Corners Building Six Mortgage Loan (see Exhibit 34.6)
34.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Technology Corners Building Six Mortgage Loan (see Exhibit 34.7)
34.42 National Tax Search, LLC, as Servicing Function Participant of the Technology Corners Building Six Mortgage Loan (see Exhibit 34.8)
34.43 Wells Fargo Bank, National Association, as Primary Servicer of the 160 Water Street Mortgage Loan (see Exhibit 34.1)
34.44 Torchlight Loan Services, LLC, as Special Servicer of the 160 Water Street Mortgage Loan (see Exhibit 34.36)
34.45 Deutsche Bank Trust Company Americas, as Trustee of the 160 Water Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.46 Wells Fargo Bank, National Association, as Certificate Administrator of the 160 Water Street Mortgage Loan (see Exhibit 34.4)
34.47 Wells Fargo Bank, National Association, as Custodian of the 160 Water Street Mortgage Loan (see Exhibit 34.5)
34.48 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 160 Water Street Mortgage Loan (see Exhibit 34.6)
34.49 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 160 Water Street Mortgage Loan (see Exhibit 34.7)
34.50 National Tax Search, LLC, as Servicing Function Participant of the 160 Water Street Mortgage Loan (see Exhibit 34.8)
34.51 Wells Fargo Bank, National Association, as Primary Servicer of the 200 West Monroe Mortgage Loan (see Exhibit 34.1)
34.52 Torchlight Loan Services, LLC, as Special Servicer of the 200 West Monroe Mortgage Loan (see Exhibit 34.36)
34.53 Deutsche Bank Trust Company Americas, as Trustee of the 200 West Monroe Mortgage Loan (Omitted. See Explanatory Notes.)
34.54 Wells Fargo Bank, National Association, as Certificate Administrator of the 200 West Monroe Mortgage Loan (see Exhibit 34.4)
34.55 Wells Fargo Bank, National Association, as Custodian of the 200 West Monroe Mortgage Loan (see Exhibit 34.5)
34.56 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 200 West Monroe Mortgage Loan (see Exhibit 34.6)
34.57 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 200 West Monroe Mortgage Loan (see Exhibit 34.7)
34.58 National Tax Search, LLC, as Servicing Function Participant of the 200 West Monroe Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer of the Westminster Mall Mortgage Loan (see Exhibit 35.1)
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Westminster Mall Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the Westminster Mall Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 35.1)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 35.3)
35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Miami International Mall Mortgage Loan (see Exhibit 35.2)
35.11 LNR Partners, LLC, as Special Servicer of the Miami International Mall Mortgage Loan
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Miami International Mall Mortgage Loan
35.13 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Shops at Wiregrass Mortgage Loan (see Exhibit 35.2)
35.14 LNR Partners, LLC, as Special Servicer of The Shops at Wiregrass Mortgage Loan (see Exhibit 35.11)
35.15 Wells Fargo Bank, National Association, as Certificate Administrator of The Shops at Wiregrass Mortgage Loan (see Exhibit 35.12)
35.16 Wells Fargo Bank, National Association, as Primary Servicer of the Technology Corners Building Six Mortgage Loan
35.17 Torchlight Loan Services, LLC, as Special Servicer of the Technology Corners Building Six Mortgage Loan
35.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Technology Corners Building Six Mortgage Loan
35.19 Wells Fargo Bank, National Association, as Primary Servicer of the 160 Water Street Mortgage Loan (see Exhibit 35.16)
35.20 Torchlight Loan Services, LLC, as Special Servicer of the 160 Water Street Mortgage Loan (see Exhibit 35.17)
35.21 Wells Fargo Bank, National Association, as Certificate Administrator of the 160 Water Street Mortgage Loan (see Exhibit 35.18)
35.22 Wells Fargo Bank, National Association, as Primary Servicer of the 200 West Monroe Mortgage Loan (see Exhibit 35.16)
35.23 Torchlight Loan Services, LLC, as Special Servicer of the 200 West Monroe Mortgage Loan (see Exhibit 35.17)
35.24 Wells Fargo Bank, National Association, as Certificate Administrator of the 200 West Monroe Mortgage Loan (see Exhibit 35.18)

99.1 Mortgage Loan Purchase Agreement, dated as of July 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and JPMorgan Chase Bank, National Association, as Seller (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 under Commission File No. 333-190246-06 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of July 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and Barclays Bank PLC, as Seller (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 under Commission File No. 333-190246-06 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of July 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and MC-Five Mile Commercial Mortgage Finance LLC, as Seller (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 under Commission File No. 333-190246-06 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of July 22, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, Starwood Mortgage Funding II LLC, as Seller, and Starwood Mortgage Capital LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 under Commission File No. 333-190246-06 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of July 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and RAIT Funding, LLC, as Seller (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 under Commission File No. 333-190246-06 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: March 21, 2017

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

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Pentalpha Surveillance LLC, as Senior Trust Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Wells Fargo Bank, National Association, as Primary Servicer of the Westminster Mall Mortgage Loan (see Exhibit 33.1)
33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Westminster Mall Mortgage Loan (see Exhibit 33.2)
33.11 Wilmington Trust, National Association, as Trustee of the Westminster Mall Mortgage Loan (Omitted. See Explanatory Notes.)
33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Westminster Mall Mortgage Loan (see Exhibit 33.4)
33.13 Wells Fargo Bank, National Association, as Custodian of the Westminster Mall Mortgage Loan (see Exhibit 33.5)
33.14 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Westminster Mall Mortgage Loan (see Exhibit 33.6)
33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westminster Mall Mortgage Loan (see Exhibit 33.7)
33.16 National Tax Search, LLC, as Servicing Function Participant of the Westminster Mall Mortgage Loan (see Exhibit 33.8)
33.17 Wells Fargo Bank, National Association, as Primary Servicer of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.1)
33.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.2)
33.19 Wilmington Trust, National Association, as Trustee of the Charlottesville Fashion Square Mortgage Loan (Omitted. See Explanatory Notes.)
33.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.4)
33.21 Wells Fargo Bank, National Association, as Custodian of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.5)
33.22 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.6)
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.7)
33.24 National Tax Search, LLC, as Servicing Function Participant of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.8)
33.25 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Miami International Mall Mortgage Loan (see Exhibit 33.2)
33.26 LNR Partners, LLC, as Special Servicer of the Miami International Mall Mortgage Loan
33.27 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Miami International Mall Mortgage Loan (see Exhibit 33.4)
33.28 Wells Fargo Bank, National Association, as Custodian of the Miami International Mall Mortgage Loan (see Exhibit 33.5)
33.29 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Miami International Mall Mortgage Loan (see Exhibit 33.6)
33.30 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Shops at Wiregrass Mortgage Loan (see Exhibit 33.2)
33.31 LNR Partners, LLC, as Special Servicer of The Shops at Wiregrass Mortgage Loan (see Exhibit 33.26)
33.32 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Shops at Wiregrass Mortgage Loan (see Exhibit 33.4)
33.33 Wells Fargo Bank, National Association, as Custodian of The Shops at Wiregrass Mortgage Loan (see Exhibit 33.5)
33.34 Pentalpha Surveillance LLC, as Senior Trust Advisor of The Shops at Wiregrass Mortgage Loan (see Exhibit 33.6)
33.35 Wells Fargo Bank, National Association, as Primary Servicer of the Technology Corners Building Six Mortgage Loan (see Exhibit 33.1)
33.36 Torchlight Loan Services, LLC, as Special Servicer of the Technology Corners Building Six Mortgage Loan
33.37 Deutsche Bank Trust Company Americas, as Trustee of the Technology Corners Building Six Mortgage Loan (Omitted. See Explanatory Notes.)
33.38 Wells Fargo Bank, National Association, as Certificate Administrator of the Technology Corners Building Six Mortgage Loan (see Exhibit 33.4)
33.39 Wells Fargo Bank, National Association, as Custodian of the Technology Corners Building Six Mortgage Loan (see Exhibit 33.5)
33.40 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Technology Corners Building Six Mortgage Loan (see Exhibit 33.6)
33.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Technology Corners Building Six Mortgage Loan (see Exhibit 33.7)
33.42 National Tax Search, LLC, as Servicing Function Participant of the Technology Corners Building Six Mortgage Loan (see Exhibit 33.8)
33.43 Wells Fargo Bank, National Association, as Primary Servicer of the 160 Water Street Mortgage Loan (see Exhibit 33.1)
33.44 Torchlight Loan Services, LLC, as Special Servicer of the 160 Water Street Mortgage Loan (see Exhibit 33.36)
33.45 Deutsche Bank Trust Company Americas, as Trustee of the 160 Water Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.46 Wells Fargo Bank, National Association, as Certificate Administrator of the 160 Water Street Mortgage Loan (see Exhibit 33.4)
33.47 Wells Fargo Bank, National Association, as Custodian of the 160 Water Street Mortgage Loan (see Exhibit 33.5)
33.48 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 160 Water Street Mortgage Loan (see Exhibit 33.6)
33.49 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 160 Water Street Mortgage Loan (see Exhibit 33.7)
33.50 National Tax Search, LLC, as Servicing Function Participant of the 160 Water Street Mortgage Loan (see Exhibit 33.8)
33.51 Wells Fargo Bank, National Association, as Primary Servicer of the 200 West Monroe Mortgage Loan (see Exhibit 33.1)
33.52 Torchlight Loan Services, LLC, as Special Servicer of the 200 West Monroe Mortgage Loan (see Exhibit 33.36)
33.53 Deutsche Bank Trust Company Americas, as Trustee of the 200 West Monroe Mortgage Loan (Omitted. See Explanatory Notes.)
33.54 Wells Fargo Bank, National Association, as Certificate Administrator of the 200 West Monroe Mortgage Loan (see Exhibit 33.4)
33.55 Wells Fargo Bank, National Association, as Custodian of the 200 West Monroe Mortgage Loan (see Exhibit 33.5)
33.56 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 200 West Monroe Mortgage Loan (see Exhibit 33.6)
33.57 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 200 West Monroe Mortgage Loan (see Exhibit 33.7)
33.58 National Tax Search, LLC, as Servicing Function Participant of the 200 West Monroe Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Pentalpha Surveillance LLC, as Senior Trust Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Wells Fargo Bank, National Association, as Primary Servicer of the Westminster Mall Mortgage Loan (see Exhibit 34.1)
34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Westminster Mall Mortgage Loan (see Exhibit 34.2)
34.11 Wilmington Trust, National Association, as Trustee of the Westminster Mall Mortgage Loan (Omitted. See Explanatory Notes.)
34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Westminster Mall Mortgage Loan (see Exhibit 34.4)
34.13 Wells Fargo Bank, National Association, as Custodian of the Westminster Mall Mortgage Loan (see Exhibit 34.5)
34.14 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Westminster Mall Mortgage Loan (see Exhibit 34.6)
34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westminster Mall Mortgage Loan (see Exhibit 34.7)
34.16 National Tax Search, LLC, as Servicing Function Participant of the Westminster Mall Mortgage Loan (see Exhibit 34.8)
34.17 Wells Fargo Bank, National Association, as Primary Servicer of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.1)
34.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.2)
34.19 Wilmington Trust, National Association, as Trustee of the Charlottesville Fashion Square Mortgage Loan (Omitted. See Explanatory Notes.)
34.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.4)
34.21 Wells Fargo Bank, National Association, as Custodian of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.5)
34.22 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.6)
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.7)
34.24 National Tax Search, LLC, as Servicing Function Participant of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.8)
34.25 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Miami International Mall Mortgage Loan (see Exhibit 34.2)
34.26 LNR Partners, LLC, as Special Servicer of the Miami International Mall Mortgage Loan
34.27 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Miami International Mall Mortgage Loan (see Exhibit 34.4)
34.28 Wells Fargo Bank, National Association, as Custodian of the Miami International Mall Mortgage Loan (see Exhibit 34.5)
34.29 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Miami International Mall Mortgage Loan (see Exhibit 34.6)
34.30 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Shops at Wiregrass Mortgage Loan (see Exhibit 34.2)
34.31 LNR Partners, LLC, as Special Servicer of The Shops at Wiregrass Mortgage Loan (see Exhibit 34.26)
34.32 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Shops at Wiregrass Mortgage Loan (see Exhibit 34.4)
34.33 Wells Fargo Bank, National Association, as Custodian of The Shops at Wiregrass Mortgage Loan (see Exhibit 34.5)
34.34 Pentalpha Surveillance LLC, as Senior Trust Advisor of The Shops at Wiregrass Mortgage Loan (see Exhibit 34.6)
34.35 Wells Fargo Bank, National Association, as Primary Servicer of the Technology Corners Building Six Mortgage Loan (see Exhibit 34.1)
34.36 Torchlight Loan Services, LLC, as Special Servicer of the Technology Corners Building Six Mortgage Loan
34.37 Deutsche Bank Trust Company Americas, as Trustee of the Technology Corners Building Six Mortgage Loan (Omitted. See Explanatory Notes.)
34.38 Wells Fargo Bank, National Association, as Certificate Administrator of the Technology Corners Building Six Mortgage Loan (see Exhibit 34.4)
34.39 Wells Fargo Bank, National Association, as Custodian of the Technology Corners Building Six Mortgage Loan (see Exhibit 34.5)
34.40 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Technology Corners Building Six Mortgage Loan (see Exhibit 34.6)
34.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Technology Corners Building Six Mortgage Loan (see Exhibit 34.7)
34.42 National Tax Search, LLC, as Servicing Function Participant of the Technology Corners Building Six Mortgage Loan (see Exhibit 34.8)
34.43 Wells Fargo Bank, National Association, as Primary Servicer of the 160 Water Street Mortgage Loan (see Exhibit 34.1)
34.44 Torchlight Loan Services, LLC, as Special Servicer of the 160 Water Street Mortgage Loan (see Exhibit 34.36)
34.45 Deutsche Bank Trust Company Americas, as Trustee of the 160 Water Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.46 Wells Fargo Bank, National Association, as Certificate Administrator of the 160 Water Street Mortgage Loan (see Exhibit 34.4)
34.47 Wells Fargo Bank, National Association, as Custodian of the 160 Water Street Mortgage Loan (see Exhibit 34.5)
34.48 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 160 Water Street Mortgage Loan (see Exhibit 34.6)
34.49 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 160 Water Street Mortgage Loan (see Exhibit 34.7)
34.50 National Tax Search, LLC, as Servicing Function Participant of the 160 Water Street Mortgage Loan (see Exhibit 34.8)
34.51 Wells Fargo Bank, National Association, as Primary Servicer of the 200 West Monroe Mortgage Loan (see Exhibit 34.1)
34.52 Torchlight Loan Services, LLC, as Special Servicer of the 200 West Monroe Mortgage Loan (see Exhibit 34.36)
34.53 Deutsche Bank Trust Company Americas, as Trustee of the 200 West Monroe Mortgage Loan (Omitted. See Explanatory Notes.)
34.54 Wells Fargo Bank, National Association, as Certificate Administrator of the 200 West Monroe Mortgage Loan (see Exhibit 34.4)
34.55 Wells Fargo Bank, National Association, as Custodian of the 200 West Monroe Mortgage Loan (see Exhibit 34.5)
34.56 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 200 West Monroe Mortgage Loan (see Exhibit 34.6)
34.57 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 200 West Monroe Mortgage Loan (see Exhibit 34.7)
34.58 National Tax Search, LLC, as Servicing Function Participant of the 200 West Monroe Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer of the Westminster Mall Mortgage Loan (see Exhibit 35.1)
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Westminster Mall Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the Westminster Mall Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 35.1)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 35.3)
35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Miami International Mall Mortgage Loan (see Exhibit 35.2)
35.11 LNR Partners, LLC, as Special Servicer of the Miami International Mall Mortgage Loan
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Miami International Mall Mortgage Loan
35.13 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Shops at Wiregrass Mortgage Loan (see Exhibit 35.2)
35.14 LNR Partners, LLC, as Special Servicer of The Shops at Wiregrass Mortgage Loan (see Exhibit 35.11)
35.15 Wells Fargo Bank, National Association, as Certificate Administrator of The Shops at Wiregrass Mortgage Loan (see Exhibit 35.12)
35.16 Wells Fargo Bank, National Association, as Primary Servicer of the Technology Corners Building Six Mortgage Loan
35.17 Torchlight Loan Services, LLC, as Special Servicer of the Technology Corners Building Six Mortgage Loan
35.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Technology Corners Building Six Mortgage Loan
35.19 Wells Fargo Bank, National Association, as Primary Servicer of the 160 Water Street Mortgage Loan (see Exhibit 35.16)
35.20 Torchlight Loan Services, LLC, as Special Servicer of the 160 Water Street Mortgage Loan (see Exhibit 35.17)
35.21 Wells Fargo Bank, National Association, as Certificate Administrator of the 160 Water Street Mortgage Loan (see Exhibit 35.18)
35.22 Wells Fargo Bank, National Association, as Primary Servicer of the 200 West Monroe Mortgage Loan (see Exhibit 35.16)
35.23 Torchlight Loan Services, LLC, as Special Servicer of the 200 West Monroe Mortgage Loan (see Exhibit 35.17)
35.24 Wells Fargo Bank, National Association, as Certificate Administrator of the 200 West Monroe Mortgage Loan (see Exhibit 35.18)

99.1 Mortgage Loan Purchase Agreement, dated as of July 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and JPMorgan Chase Bank, National Association, as Seller (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 under Commission File No. 333-190246-06 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of July 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and Barclays Bank PLC, as Seller (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 under Commission File No. 333-190246-06 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of July 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and MC-Five Mile Commercial Mortgage Finance LLC, as Seller (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 under Commission File No. 333-190246-06 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of July 22, 2014, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, Starwood Mortgage Funding II LLC, as Seller, and Starwood Mortgage Capital LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 under Commission File No. 333-190246-06 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of July 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and RAIT Funding, LLC, as Seller (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on July 22, 2014 under Commission File No. 333-190246-06 and incorporated by reference herein)