Form 10-K
period 2021-12-31
JPMBB Commercial Mortgage Securities Trust 2014-C21
filed 2022-03-09
CIK 1610796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Miami International Mall Mortgage Loan and The Shops at Wiregrass Mortgage Loan, which constituted approximately 4.7% and 2.8%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Miami International Mall Mortgage Loan and The Shops at Wiregrass Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Miami International Mall Mortgage Loan or The Shops at Wiregrass Mortgage Loan and one other pari passu loan, each of which is not an asset of the issuing entity.  The other pari passu portion of each loan combination was securitized in the JPMBB Commercial Mortgage Securities Trust 2014-C18 transaction, Commission File Number 333-190246-03 (the “JPMBB 2014-C18 Transaction”).  These loan combinations, including the Miami International Mall Mortgage Loan and The Shops at Wiregrass Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2014-C18 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan and the 200 West Monroe Mortgage Loan, which constituted approximately 4.7%, 3.9% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan and the 200 West Monroe Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan or the 200 West Monroe Mortgage Loan and one other pari passu loan, each of which is not an asset of the issuing entity.  The other pari passu portion of each loan combination was securitized in the J.P. Morgan Chase Commercial Mortgage Securities Trust 2014-C20 transaction, Commission File Number 333-190246-05 (the “JPMCC 2014-C20 Transaction”).  These loan combinations, including the Technology Corners Building Six Mortgage Loan, the 160 Water Street Mortgage Loan and the 200 West Monroe Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the JPMCC 2014-C20 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the 200 West Monroe Mortgage Loan, the Technology Corners Building Six Mortgage Loan and the 160 Water Street Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments.  These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as Trustee, and Wells Fargo Bank, National Association, as Trustee, Certificate Administrator and Custodian.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their roles as trustees of certain residential mortgage-backed securities (“RMBS”) trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed an action against DBNTC and DBTCA in New York State Supreme Court alleging that DBNTC and DBTCA failed to perform purported duties, as trustees for 544 private-label RMBS trusts, to enforce breaches of representations and warranties as to mortgage loans held by the trusts and to enforce breaches by servicers of their mortgage loan servicing obligations for the trusts.  During the course of the litigation, plaintiffs dismissed the case from New York State Supreme Court and refiled two separate cases, one in the U.S. District Court for the Southern District of New York (the “BlackRock SDNY Case”) and the other in the Superior Court of California, Orange County (the “BlackRock California Case”).  Pursuant to a settlement among the parties, the BlackRock SDNY Case was dismissed on December 6, 2018, and the BlackRock California Case was dismissed on January 11, 2019.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all forty-three of the trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the forty-three trusts at issue.  DBNTC serves as trustee for the other forty-two trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.  On October 27, 2021, DBNTC and DBTCA filed a supplemental motion for summary judgment relating to plaintiffs’ standing.  On February 8, 2022, the court issued an order in which it granted DBNTC and DBTCA’s supplemental motion for summary judgment, granted in part DBNTC and DBTCA’s initial motion for summary judgment, and denied plaintiffs’ motion for partial summary judgment.  As a result of that order, all of plaintiffs’ claims were dismissed with prejudice.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all fifty of the trusts at issue.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the fifty trusts at issue.  DBNTC serves as trustee for the other forty-nine trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.  On February 8, 2022, the court issued an order in which it granted in part DBNTC and DBTCA’s motion for summary judgment and denied plaintiffs’ motion for partial summary judgment.  As a result of that order, many of plaintiffs’ claims and theories were dismissed with prejudice.  Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in thirty-seven RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts.  On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA.  The court denied the remainder of the motion to dismiss.  IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed.  On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss.  That appeal has been fully briefed.  On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order.  That appeal is being briefed.  On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021.  On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint.  On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts.  On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust.  Discovery is ongoing.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement for this transaction.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (“NCUA”) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts.  Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court.  In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default.  Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively.  In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.  In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

33.3         Wilmington Trust, National Association, as Trustee (Omitted.  See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Senior Trust Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the Westminster Mall Mortgage Loan (see Exhibit 33.1)

33.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Westminster Mall Mortgage Loan (see Exhibit 33.2)

33.12       Wilmington Trust, National Association, as Trustee of the Westminster Mall Mortgage Loan (Omitted.  See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the Westminster Mall Mortgage Loan (see Exhibit 33.5)

33.14       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Westminster Mall Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westminster Mall Mortgage Loan (see Exhibit 33.7)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

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

33.19       Wilmington Trust, National Association, as Trustee of the Charlottesville Fashion Square Mortgage Loan (Omitted.  See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.5)

33.21       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.6)

33.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 33.7)

33.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Miami International Mall Mortgage Loan (see Exhibit 33.2)

33.25       LNR Partners, LLC, as Special Servicer of the Miami International Mall Mortgage Loan

33.26       Wells Fargo Bank, National Association, as Trustee of the Miami International Mall Mortgage Loan (Omitted.  See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the Miami International Mall Mortgage Loan (see Exhibit 33.5)

33.28       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Miami International Mall Mortgage Loan (see Exhibit 33.6)

33.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Shops at Wiregrass Mortgage Loan (see Exhibit 33.2)

33.31       LNR Partners, LLC, as Special Servicer of The Shops at Wiregrass Mortgage Loan (see Exhibit 33.25)

33.32       Wells Fargo Bank, National Association, as Trustee of The Shops at Wiregrass Mortgage Loan (Omitted.  See Explanatory Notes.)

33.33       Wells Fargo Bank, National Association, as Custodian of The Shops at Wiregrass Mortgage Loan (see Exhibit 33.5)

33.34       Pentalpha Surveillance LLC, as Senior Trust Advisor of The Shops at Wiregrass Mortgage Loan (see Exhibit 33.6)

33.35       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.36       Wells Fargo Bank, National Association, as Primary Servicer of the Technology Corners Building Six Mortgage Loan (see Exhibit 33.1)

33.37       Torchlight Loan Services, LLC, as Special Servicer of the Technology Corners Building Six Mortgage Loan

33.38       Deutsche Bank Trust Company Americas, as Trustee of the Technology Corners Building Six Mortgage Loan (Omitted.  See Explanatory Notes.)

33.39       Wells Fargo Bank, National Association, as Custodian of the Technology Corners Building Six Mortgage Loan (see Exhibit 33.5)

33.40       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Technology Corners Building Six Mortgage Loan (see Exhibit 33.6)

33.41       CoreLogic Solutions, LLC, as Servicing Function Participant of the Technology Corners Building Six Mortgage Loan (see Exhibit 33.7)

33.42       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the 160 Water Street Mortgage Loan (see Exhibit 33.1)

33.44       Torchlight Loan Services, LLC, as Special Servicer of the 160 Water Street Mortgage Loan (see Exhibit 33.37)

33.45       Deutsche Bank Trust Company Americas, as Trustee of the 160 Water Street Mortgage Loan (Omitted.  See Explanatory Notes.)

33.46       Wells Fargo Bank, National Association, as Custodian of the 160 Water Street Mortgage Loan (see Exhibit 33.5)

33.47       Pentalpha Surveillance LLC, as Senior Trust Advisor of the 160 Water Street Mortgage Loan (see Exhibit 33.6)

33.48       CoreLogic Solutions, LLC, as Servicing Function Participant of the 160 Water Street Mortgage Loan (see Exhibit 33.7)

33.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.50       Wells Fargo Bank, National Association, as Primary Servicer of the 200 West Monroe Mortgage Loan (see Exhibit 33.1)

33.51       Torchlight Loan Services, LLC, as Special Servicer of the 200 West Monroe Mortgage Loan (see Exhibit 33.37)

33.52       Deutsche Bank Trust Company Americas, as Trustee of the 200 West Monroe Mortgage Loan (Omitted.  See Explanatory Notes.)

33.53       Wells Fargo Bank, National Association, as Custodian of the 200 West Monroe Mortgage Loan (see Exhibit 33.5)

33.54       Pentalpha Surveillance LLC, as Senior Trust Advisor of the 200 West Monroe Mortgage Loan (see Exhibit 33.6)

33.55       CoreLogic Solutions, LLC, as Servicing Function Participant of the 200 West Monroe Mortgage Loan (see Exhibit 33.7)

33.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

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

34.3         Wilmington Trust, National Association, as Trustee (Omitted.  See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Senior Trust Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the Westminster Mall Mortgage Loan (see Exhibit 34.1)

34.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Westminster Mall Mortgage Loan (see Exhibit 34.2)

34.12       Wilmington Trust, National Association, as Trustee of the Westminster Mall Mortgage Loan (Omitted.  See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the Westminster Mall Mortgage Loan (see Exhibit 34.5)

34.14       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Westminster Mall Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westminster Mall Mortgage Loan (see Exhibit 34.7)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

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

34.19       Wilmington Trust, National Association, as Trustee of the Charlottesville Fashion Square Mortgage Loan (Omitted.  See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.5)

34.21       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.6)

34.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 34.7)

34.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Miami International Mall Mortgage Loan (see Exhibit 34.2)

34.25       LNR Partners, LLC, as Special Servicer of the Miami International Mall Mortgage Loan

34.26       Wells Fargo Bank, National Association, as Trustee of the Miami International Mall Mortgage Loan (Omitted.  See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the Miami International Mall Mortgage Loan (see Exhibit 34.5)

34.28       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Miami International Mall Mortgage Loan (see Exhibit 34.6)

34.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Shops at Wiregrass Mortgage Loan (see Exhibit 34.2)

34.31       LNR Partners, LLC, as Special Servicer of The Shops at Wiregrass Mortgage Loan (see Exhibit 34.25)

34.32       Wells Fargo Bank, National Association, as Trustee of The Shops at Wiregrass Mortgage Loan (Omitted.  See Explanatory Notes.)

34.33       Wells Fargo Bank, National Association, as Custodian of The Shops at Wiregrass Mortgage Loan (see Exhibit 34.5)

34.34       Pentalpha Surveillance LLC, as Senior Trust Advisor of The Shops at Wiregrass Mortgage Loan (see Exhibit 34.6)

34.35       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.36       Wells Fargo Bank, National Association, as Primary Servicer of the Technology Corners Building Six Mortgage Loan (see Exhibit 34.1)

34.37       Torchlight Loan Services, LLC, as Special Servicer of the Technology Corners Building Six Mortgage Loan

34.38       Deutsche Bank Trust Company Americas, as Trustee of the Technology Corners Building Six Mortgage Loan (Omitted.  See Explanatory Notes.)

34.39       Wells Fargo Bank, National Association, as Custodian of the Technology Corners Building Six Mortgage Loan (see Exhibit 34.5)

34.40       Pentalpha Surveillance LLC, as Senior Trust Advisor of the Technology Corners Building Six Mortgage Loan (see Exhibit 34.6)

34.41       CoreLogic Solutions, LLC, as Servicing Function Participant of the Technology Corners Building Six Mortgage Loan (see Exhibit 34.7)

34.42       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the 160 Water Street Mortgage Loan (see Exhibit 34.1)

34.44       Torchlight Loan Services, LLC, as Special Servicer of the 160 Water Street Mortgage Loan (see Exhibit 34.37)

34.45       Deutsche Bank Trust Company Americas, as Trustee of the 160 Water Street Mortgage Loan (Omitted.  See Explanatory Notes.)

34.46       Wells Fargo Bank, National Association, as Custodian of the 160 Water Street Mortgage Loan (see Exhibit 34.5)

34.47       Pentalpha Surveillance LLC, as Senior Trust Advisor of the 160 Water Street Mortgage Loan (see Exhibit 34.6)

34.48       CoreLogic Solutions, LLC, as Servicing Function Participant of the 160 Water Street Mortgage Loan (see Exhibit 34.7)

34.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.50       Wells Fargo Bank, National Association, as Primary Servicer of the 200 West Monroe Mortgage Loan (see Exhibit 34.1)

34.51       Torchlight Loan Services, LLC, as Special Servicer of the 200 West Monroe Mortgage Loan (see Exhibit 34.37)

34.52       Deutsche Bank Trust Company Americas, as Trustee of the 200 West Monroe Mortgage Loan (Omitted.  See Explanatory Notes.)

34.53       Wells Fargo Bank, National Association, as Custodian of the 200 West Monroe Mortgage Loan (see Exhibit 34.5)

34.54       Pentalpha Surveillance LLC, as Senior Trust Advisor of the 200 West Monroe Mortgage Loan (see Exhibit 34.6)

34.55       CoreLogic Solutions, LLC, as Servicing Function Participant of the 200 West Monroe Mortgage Loan (see Exhibit 34.7)

34.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the Westminster Mall Mortgage Loan (see Exhibit 35.1)

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Westminster Mall Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 35.1)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Charlottesville Fashion Square Mortgage Loan (see Exhibit 35.2)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Miami International Mall Mortgage Loan (see Exhibit 35.2)

35.10       LNR Partners, LLC, as Special Servicer of the Miami International Mall Mortgage Loan

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Shops at Wiregrass Mortgage Loan (see Exhibit 35.2)

35.12       LNR Partners, LLC, as Special Servicer of The Shops at Wiregrass Mortgage Loan (see Exhibit 35.10)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Technology Corners Building Six Mortgage Loan (see Exhibit 35.1)

35.14       Torchlight Loan Services, LLC, as Special Servicer of the Technology Corners Building Six Mortgage Loan

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the 160 Water Street Mortgage Loan (see Exhibit 35.1)

35.16       Torchlight Loan Services, LLC, as Special Servicer of the 160 Water Street Mortgage Loan (see Exhibit 35.14)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the 200 West Monroe Mortgage Loan (see Exhibit 35.1)

35.18       Torchlight Loan Services, LLC, as Special Servicer of the 200 West Monroe Mortgage Loan (see Exhibit 35.14)

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

Date: March 8, 2022